Form 10-Q
period 2021-03-31
Drax, Industries Inc.
filed 2021-06-21
CIK 1844519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-253043

DRAX, INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Wyoming	85-3564745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3125 Scott Street, Vista, California 92081
(Registrant's telephone number, including area code)

(760) 739-0069
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large, accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2021: 4,000,000 common shares and 0 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAX, INDUSTRIES INC.
BALANCE SHEETS
Balance Sheet as of March 31, 2021 and December 31, 2020

	March 31	December 31
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash	$2,983	$3,300
Inventory	2,699	—
Prepaid Expenses	—	2,500
Total current assets	5,682	5,800
Other assets:
Security Deposit	1,000	1,000
ROU asset	64,739	—

Total assets	$71,421	$6,800

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Lease Liability, Current portion	$15,491	$—
Accrued interest	208	28
Liabilities:
Note payable, net of unamortized discount of $452	10,048	10,000
Deferred Rent Liability	—	1,125
Lease Liabiltiy/net of current portion	55,998	—
Line of Credit Liability	6,000	—
Total liabilities:	87,745	11,153

Stockholder's equity (deficit):
Preferred stock, $0.0001 par value, 100,000 authorized
and 0 issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 authorized
and 4,000,000 issued and outstanding	400	400
Deficit accumulated during development stage	(4,753)	(4,753)
Loss	(11,971)	—
Total stockholder's equity (deficit):	(16,324)	(4,353)

Total liabilities and stockholder's equity (deficit):	$71,421	$6,800

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.
STATEMENTS OF OPERATIONS
Three Months ending March 31, 2021 and the period from
March 24, 2020 (date of inception) through March 31, 2020

	Three months ended	March 24, 2020 (inception) through
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)

Revenue	$—	$—

EXPENSES:
Rent expense	$5,625	$—
Legal expense	—	—
Audit expense	6,000	—

TOTAL OPERATING EXPENSES:	$11,625	$—

OTHER EXPENSE

Amortization expense	$48	$—
Interest expense	180	—
Bank charges	118	—

TOTAL OTHER EXPENSES:	$346	$—

NET LOSS	$11,971	$—

Net income (loss) per common share, basic and diluted	$(0.003)	$—

Weighted average number of common shares outstanding, basic and deficit	4,000,000	—

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

				Additional		Total
	Common stock			Paid-In	Accumulated	stockholder's
	Shares	Amount		Capital	(Deficit)	equity

March 24, 2020 (inception)	-	$-		$-	$-	$-

Net loss March 31, 2020					-	-

Balance December 31, 2020	4,000,000	$400	$		$(4,753)	$($4,353)

Net loss for the three months
ended March 31, 2021	-	-		-	(11,971)	(11,971)

Balance, March 31, 2021	4,000,000	$400		$-	$(16,724)	$(16,324)

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.
STATEMENTS OF CASH FLOWS
Three Months ending March 31, 2021 and the period from
March 24, 2020 (date of inception) through March 31, 2020

	Three months ended	March 24, 2020 (inception) through
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)

CASH FLOWS FORM OPERATING ACTIVITIES
Net loss	$(11,971)	$—

Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	48	—
Interest Expense	180	—
prepaid expenses	2,500	—
inventory	(2,699)	—
ROU asset	5,339	—
Security deposit- lease liablity	286	—
Deferred rent	—	—
Net cash used for operating activities	(6,317)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	6,000	—

Net cash provided by financing activities	6,000	—

Net decrease in cash	(317)	—
Cash, beginning of period	3,300	—

Cash, end of period	$2,983	$—

Supplemental Disclosures
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash transactions
Operating lease ROU asset/Lease liability	$70,078	$—

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.

Notes to The Financial Statements

March 31, 2021

(Information for the Three Months ended March 31, 2021 and 2020)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

DRAX, INDUSTRIES INC. ("the Company", "Drax") was incorporated in the state of Wyoming on March 24, 2020 ("Inception"). The Company is an assembly company that intends to provide one product to consumers:  a mobile evaporative cooling trailer that is 83 inches by 16 feet called "Cool Box"

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company filed a General form for registration of securities under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021.

The company has adopted a fiscal year-end of December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The financial statements present the Balance Sheet, Statements of Operations, Shareholders' Equity and Cash Flows of the Company. These financial statements are presented in United States dollars.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at March 31, 2021.

Inventory

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain components.

Components of inventory are:

	March 31,	December 31,
	2021	2020

Raw Materials	$2,699	$—
Work in progress	—
Finished goods	—	—
Total inventory	2,699	—

Less:
Reserve for obsolete	—	—
Total net inventory	2,699	—

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. As of March 31, 2021, the company does not have any loans that contain a beneficial conversion feature.

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 on June 6, 2011. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company may have various financial instruments that must be measured under the new fair value standard including cash, promissory notes payable. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The fair value of the Company's cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash, security deposit, prepaid expenses, accrued expenses and note payable reported on the balance sheet are estimated by management to approximate fair market value due to their short-term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2021 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
	$0	$0	$0	$0
Total:	$0	$0	$0	$0

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Share Based Expenses

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts. Prior periods presented are not required to be restated. The company adopted the standard as of inception. The Company has not issued any stock options to its Board of Directors and officers as compensation for their services. If options are granted, they will be accounted for at a fair value as required by the FASB ASC 718.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. There are no advertising or promotional expenses at this time.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The update will become effective for periods beginning after December 15, 2020. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard and has determined that the adoption of the new standard will have a material impact on the Company’s financial statements with the recognition of operating ROU assets and lease liabilities. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.

The company adopted at its inception March 24, 2020 the May 2017 FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of this standard did not have a material effect on the Company’s results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on March 24, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

NOTE 3 – DEBT TRANSCATIONS

Promissory Note Payable

On December 15, 2020, the Company issued a promissory note to U.S. Affiliated, Inc. for $10,500 of cash consideration.  The note bears interest at 6% and matures on December 14, 2023. The Loan included fees of $500. During the period ended December 31, 2020 the company paid the loan fees of $500 and recorded them as a discount against the note. The Company recognized interest expense of $28 for the period ended December 31, 2020. The Company recognized interest expense of $148 for the period ended March 31, 2021. The company also recognized amortization discount of $452 on the promissory note.

Line of Credit Agreement

On April 1, 2021, the Company entered into a Line of Credit Agreement with U.S. Affiliated, Inc. an unrelated third party for $100,000 maturing on May 13, 2024. The Line of Credit bears interest at 10% simple interest per annum. On February 9, 2021, the Company received $1,000. On March 18, 2021, the Company received $5,000. The Company recognized interest expense on the February 9, 2021 draw of $14 and $18 on the March 9, 2021 draw. Total amount interest on the line of credit was $32 for the period ended March 31, 2021.

 NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and working capital deficits from operations resulting in an accumulated deficit of $16,724 as of March 31, 2021. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY

On December 31, 2020, the Company sold 4,000,000 founder's shares at the par value of $0.0001 in exchange for proceeds of $400 in cash.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 – STOCKHOLDER'S EQUITY

On March 24, 2020, the founder of the Company established 70,000,000 authorized shares of $0.0001 par value common stock. Additionally, on March 24, 2020 the Company's founder established 100,000 authorized shares of $0.0001 par value preferred stock. No preferred stock has been issued. There is no designation for the preferred stock at this time.

Common Stock

On December 31, 2020, the Company sold 4,000,000 founder's shares at the par value of $0.0001 in exchange for proceeds $400 in cash.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the quarter ending March 31, 2021, the company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On March 31, 20210, the company had approximately $3,798 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company's deferred tax asset are as follows:

March 31,
2021

Deferred tax assets

Net operating loss carry forwards	$3,512

Net deferred tax assets before valuation allowance	3,512

Less: Valuation allowance	(3,512)

Net deferred tax assets	$—

Based on the available objective evidence, including the company's history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the company provided for a full valuation allowance against its net deferred tax assets at March 31, 2021.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

March 31,
2021

Federal statutory rate	21%

State statutory rate	11%

In accordance with FASB ASC 740, the company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Drax, Industries Inc. leased office/warehouse at located at 3125 Scott Street, Vista California 92081 effective December 15, 2020. The lease is for a period of 36 months. The warehouse space consists of 2,500 square feet of warehouse space and 500 feet of office space for a total of 3,000 square feet. Rent for the facility is $-0- per month for the first nine months; and then $3,000 per month thereafter. The Company is not responsible for property taxes and repairs. There are currently no proposed programs for renovation, improvement, or development of the facility.

The table below discloses the Company’s future minimum lease payment obligations as of March 31, 2021

YEAR	AMOUNT

2021	$12,000

2022	36,000

2023	33,000

TOTAL	$81,000

Less: imputed interest	9,511

$71,489

Legal Proceedings

The company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened ligation where the ultimate disposition or solution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC 855, and there are currently no subsequent events to report as of June 21, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

DRAX, INDUSTRIES INC. ("the Company", "Drax") was incorporated in the state of Wyoming on March 24, 2020 ("Inception"). The Company is an assembly company that intends to provide one product to consumers:  a mobile evaporative cooling trailer that is 83 inches by 16 feet called "Cool Box". These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company filed a general form for registration of securities (S-1), under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021.

 The company has adopted a fiscal year-end of December 31.

Nature of Business

Drax, Industries Inc. is an assembly company that intends to provide one (1) product to consumers:  an evaporative cooling trailer that is 83" by 16' foot called Cool Box.

Since our inception on March 24, 2020, through March 31, 2021, we have incurred cumulative losses of $16,724.

Drax, Industries Inc. leases 3,000 square feet of warehouse and office space (2,500 warehouse space and 500 office space at 3125 Scott Street, Vista California 92081, to assemble its Cool Box product. Drax will purchase the component pieces of machinery and assembles the unit for us at our leased space in San Diego, California for $16,000 per unit. Funds are paid by the customer directly to Drax, Industries Inc. Mr. Enriquez to date has not sold or made any units. The cooling trailer is self-contained, fully equipped cooling systems that allow people to sit in and escape the outdoor heat by lowering temperatures as much as 30 degrees. The evaporative cooling trailers are designed to aid in the relief of heat stress in outdoor work sites.

The Department of Labor Occupational Safety & Health Administration, OSHA Technical Manual Section III Chapter 4 sets forth Guidelines for Operations conducted outdoors in hot weather. Such as construction, refining, and fire control, especially those that require workers to wear protective clothing. A Cool Box trailer on the job site allows the workers to cool off in compliance with the OSHA regulations.  It is likely that the OSHA requirements will increase in the future increasing the market for cool Box products.

The evaporative cooling trailer will have two 3,500 lb. axles, brakes with a breakaway kit, 12,000lb jack, two 5/16 adjustable cast coupler, 3 x 2 Angle cross members, 5" Channel frame and tongue, 5" Boxed flush floor, all lights sealed rubber mounted in frame and 225/75/15 8 ply tires with spare.  The system will use an evaporating cooling system and a 325-gallon water tank.

The Company plans on selling the Cool Box to the customers, at a price of approximately $16,000. Since our inception on March 24, 2020, we have incurred cumulative losses of $16,724 to March 31, 2021.

Results of Operations

March 24, 2020, (inception) to December 31, 2020

During the period we incorporated the company, hired an attorney, and an independent auditor for the preparation of this Registration Statement. We have prepared an internal business plan. We have also reserved the domain name www.draxindustries.net and www.Coolbox.net and begun the development of our website. Our net loss since inception is as a result of incurring expenses of $16,724 for incorporation fees and expenses as they relate to the filing of this Registration Statement.

At inception, we sold 4,000,000 shares of common stock to our sole officer and director, Mr. Virgil Enriquez, for $400.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The Offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the foregoing investor had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

March 24, 2020
(inception) to
March 31, 2021

Revenue	$0

Operating Expenses:	11,625

Total operating expenses:	11,625

Deficit accumulated during development stage	16,724
Net Loss	$11,971

Revenue

For the period from March 24, 2020 (inception) to March 31, 2021, we generated no revenues. There were no revenues from the inception at March 24, 2020 because the Company has not yet commenced operations, We presently have a loan commitment of Ninety-five Thousand Dollars ($95,000.00) from the Company’s President Mr. Enriquez. A loan from an investor for Ten thousand five hundred Dollars ($10,500.00) and a Line of Credit Agreement with an investor for One Hundred Thousand dollars ($100,000).

Operating Expenses

Total operating expenses for the period on March 24, 2020 (inception) to December 31, 2020 was $4,753. The period January 1, 2021 through March 31, 2021 was $11,971.

Net Loss

For the period from March 24, 2020 (inception) to March 31, 2021 we incurred a net loss of $16,724.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. In the event the company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer's compensation, to reduce such losses. However, we cannot assure that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position and however, at some time in the future, we may need to obtain additional financing to complete our business plan. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our company to continue with this business and the business may fail.

We are paying the expenses of the offering because we seek to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Market ("OTCQB"). We believe that the registration of the resale of shares on behalf of our existing security holders may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Market ("OTCQB").

The Company entered Loan Commitment for ninety-five thousand dollars ($95,000) with its President Virgil Enriquez on December 31, 2020. The loan commitment is due and payable on December 31, 2021, it carries an interest rate of 6% per annum based on a 365-year. There is no fee in connection with the Loan Commitment.

The Company entered Promissory Note for ten thousand five hundred ($10,500) with an investor on December 15, 2020. The Promissory Note is due and payable on December 15, 2023, it carries an interest rate of 6% per annum based on a 365-year and a loan fee of five hundred dollars ($500).

The Company entered Line of Credit Agreement for one hundred thousand dollars ($100,000) with an investor on March 10, 2021. The Line of Credit Agreement is due and payable on March 10, 2024, it carries an interest rate of 10% per annum based on a 360-day year. There is no fee in connection with the Line of Credit. The Company has drawn down $6,000 on the line credit as March 31, 2021.

The following table summarizes total assets, accumulated (deficit), stockholder's equity (deficit) and working capital (deficit) at March 31, 2021:

March 31, 2021

Total Assets	$71,421

Accumulated (Deficit)	$(16,724)

Stockholder’s Equity	$(16,324)

Working Capital	$5,682

As of March 31, 2021, our total assets were $71,421 consisting of cash of $2,983, inventory of $2,699, security deposit of $1,000 and Rent ROU asset of $64,739. Our total liabilities were $87,745, consisting of lease liability of $71,489, loans payable of $16,048 and accrued interest 208.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment as such items are not required by us at this time or in the next 12 months.

Additional Disclosure of Outstanding Share Data

As of March 31, 2021, we had 4,000,000 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	The following exhibits are filed with this report.

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1  Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101   Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2021

Signature	Title	Date

/s/ Virgil Enriquez	President, Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2021

/s/ Virgil Enriquez	Secretary, Chief Financial Officer, (Chief Accounting Officer)	June 21, 2021