Form 10-Q
period 2021-06-30
Drax, Industries Inc.
filed 2021-08-11
CIK 1844519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 90, 2021: 6,856,574 common shares and 0 shares of preferred stock.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DRAX, INDUSTRIES INC.
BALANCE SHEETS
Balance Sheet as of June 30, 2021 and December 31, 2020

	June 30	December 31
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash	$712,811	$3,300
Inventory	2,699	—
Prepaid Expenses	—	2,500
Total current assets	715,510	5,800
Other assets:
Security Deposit	1,000	1,000
ROU asset	59,428	—

Total assets	$775,938	$6,800

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Lease Liability, Current portion	$24,863	$—
Accrued interest	509	28
Liabilities:
Note payable, net of unamortized discount of $452	10,086	10,000
Line of Credit	9,500	—
Deferred Rent Liability	—	1,125
Lease Liability net of current portion	48,065	—
Total liabilities:	93,023	11,153

Stockholder's equity (deficit):
Preferred stock, $0.0001 par value, 100,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 authorized, and 6,856,574 issued and out standing	686	400
Additional paid in capital	713,857
Deficit accumulated during development stage	(4,753)	(4,753)
Loss	(26,875)	—
Total stockholder's equity (deficit):	682,915	(4,353)

Total liabilities and stockholder's equity (deficit):	$775,938	$6,800

The accompanying notes are an integral part of these financial statements

 DRAX, INDUSTRIES INC.
STATEMENTS OF OPERATIONS
Three months and six months ending June 30, 202, three months ending June 30, 2020 and the period from March 24, 2020 (date of inception) through June 30, 2020

	Three months ended	Three months ended	Six months ended	March 24, 2020 (inception) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—

EXPENSES:
Rent expense	$6,750	$—	12,375	—
Legal expense	3,000	—	3,000	—
Audit expense	1,500	—	7,500	—
Edgar expense	3,230	—	3,230	—

TOTAL OPERATING EXPENSES:	$14,480	$—	26,105	—

OTHER EXPENSE
Amortization expense	$38	$—	86	—
Interest expense	301	—	481	—
Bank charges	85	—	203	—
TOTAL OTHER EXPENSES:	$424	$—	770	—

NET LOSS	$14,904	$—	26,875	—

Net income (loss) per common share, basic and diluted	$(0.003)	$—	(0.005)	—

Weighted average number of common shares outstanding, basic and deficit	4,638,751	—	6,321,140	—

The accompanying notes are an integral part of these financial statements

 DRAX, INDUSTRIES INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2021 and June 30, 2020

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, March 24, 2020 (inception)	—	$—	$—	$—	$—

Net loss for the period from March 24, 2020 (inception) through March 31, 2020	—	—	—	—	—

Balance, March 31, 2020	—	$—	$—	$—	$—

Net loss for the three months ended June 30, 2020	—	—	—	—	—

Balance June 30, 2020	—	$—	$—	$—	$—

Balance December 31, 2020	4,000,000	$400	$—	$(4,753)	$(4,353)

Net loss for the three months ended March 31, 2021	—	—	—	(11,971)	(11,971)

Balance, March 31, 2021	4,000,000	$400	$—	$(16,724)	$(16,324)

Shares issued for cash	2,856,574	286	713,857	—	714,143

Net loss for the three months ended June 30, 2021	—	—	—	(14,904)	(14,904)

Balance June 30, 2021	6,856,574	$686	$713,857	$(31,628)	$682,915

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.
STATEMENTS OF CASH FLOWS
Six Months ending June 30, 2021 and the period from
March 24, 2020 (date of inception) through June 30, 2020

	Six months ended	March 24, 2020 (inception) through
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)

CASH FLOWS FORM OPERATING ACTIVITIES
Net loss	$(26,875)	$—

Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	86	—
Interest Expense	481	—
Prepaid expenses	2,500	—
Inventory	(2,699)	—
ROU asset	10,650	—
Lease liability	1,725	—
Net cash used for operating activities	(14,132)	$—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of stock	714,143	—
Proceeds from line of credit	9,500	—

Net cash provided by financing activities	723,643	—

Net increase in cash	709,511	—
Cash, beginning of year	3,300	—

Cash, end of period	$712,811	$—

Supplemental Disclosures
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash transactions
Operating lease ROU asset/Lease liability	$70,078	$—

The accompanying notes are an integral part of these financial statements

 DRAX, INDUSTRIES INC.

Unaudited Notes to The Financial Statements

June 30, 2021

(Information for the Three Months ended June 30, 2021 and 2020)

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

The Company filed a General form for registration of securities under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021. Pursuant to the May 13, 2021, registration Statement the company sold to 32 investors 2,856,574 shares of the company stock and received $714,143 cash.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at June 30, 2021.

Inventory

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain components.

Components of inventory are:	June 31,	December 31,
	2021	2020

Raw Materials	$2,699	$—
Work in progress	—
Finished goods	—	—
Total inventory	2,699	—
Less: Reserve for obsolete	—	—
Total net inventory	2,699	—

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. As of June 30, 2021, the company does not have any loans that contain a beneficial conversion feature.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2021 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
	$—	$—	$—	$—
Total:	$—	$—	$—	$—

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The update will become effective for periods beginning after December 15, 2020. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard and has determined that the adoption of the new standard will have a material impact on the Company’s financial statements with the recognition of operating ROU assets and lease liabilities. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.

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

NOTE 3 – DEBT TRANSCATIONS

Promissory Note Payable

On December 15, 2020, the Company issued a promissory note to U.S. Affiliated, Inc. for $10,500 of cash consideration.  The note bears interest at 6% and matures on December 14, 2023. The Loan included fees of $500. During the period ended December 31, 2020 the company paid the loan fees of $500 and recorded them as a discount against the note. The Company recognized interest expense of $312 and 0 for the periods ended June 30, 2021 and 2020. The company also recognized amortization expense of $86 on the promissory note.

Note payable

On March 10, 2021, the Company entered into a Note (Line of Credit Agreement) with U.S. Affiliated, Inc. an unrelated third party for $100,000 maturing on May 1, 2024. The Line of Credit bears interest at 10% simple interest per annum. The company drew down $9,500 during the period ending June 30, 2021.

The Company recognized interest expense for both loans for the six-month period ending June 30, 2021 of $481.

NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $31,628 as of June 30, 2021. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

NOTE 6 – STOCKHOLDER'S EQUITY

On March 24, 2020, the founder of the Company established 70,000,000 authorized shares of $0.0001 par value common stock. Additionally, on March 24, 2020, the Company's founder established 100,000 authorized shares of $0.0001 par value preferred stock. No preferred stock has been issued. There is no designation for the preferred stock at this time.

Common Stock

On December 31, 2020, the Company sold 4,000,000 founder's shares at the par value of $0.0001 in exchange for proceeds $400 in cash.

On June 29, 2021, the Company sold 2,856,754 shares to 32 investors at $0.25 per share in exchange for $714,143.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the quarter ending June 30, 2021, the company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On June 30, 2021, the company had approximately $6,642 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company's deferred tax asset are as follows:

June 30,
2021

Deferred tax assets

Net operating loss carry forwards	$998

Net deferred tax assets before valuation allowance	6,642

Less: Valuation allowance	(6,642)

Net deferred tax assets	$—

Based on the available objective evidence, including the company's history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the company provided for a full valuation allowance against its net deferred tax assets at June 30, 2021.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

June 30,
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

The table below discloses the Company’s future minimum lease payment obligations as of June 30, 2021.

YEAR	AMOUNT

2021	$12,000

2022	36,000

2023	33,000

TOTAL	$81,000

Less: imputed interest	8,072

Lease liability	$72,928

Legal Proceedings

The company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened ligation where the ultimate disposition or solution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC 855, and there are currently no subsequent events to report as of August 9, 2021.

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

The Company filed a general form for registration of securities (S-1), under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021. Pursuant to the May 13, 2021, registration Statement the company sold to 32 individuals 2,856,574 shares of the company stock and received $714,143 cash.

The company has adopted a fiscal year-end of December 31.

Nature of Business

Drax, Industries Inc. is an assembly company that intends to provide one (1) product to consumers:  an evaporative cooling trailer that is 83" by 16' foot called Cool Box.

Since our inception on March 24, 2020, through June 30, 2021, we have incurred cumulative losses of $31,628.

Drax, Industries Inc. leases 3,000 square feet of warehouse and office space (2,500 warehouse space and 500 office space at 3125 Scott Street, Vista California 92081, to assemble its Cool Box product. Drax will purchase the component pieces of machinery and assembles the unit for us at our leased space at 3125 Scott Street, Vista California 92081 which is located in San Diego County, California for $16,000 per unit. Funds are paid by the customer directly to Drax, Industries Inc. Mr. Enriquez to date has not sold or made any units. The cooling trailer is self-contained, fully equipped cooling systems that allow people to sit in and escape the outdoor heat by lowering temperatures as much as 30 degrees. The evaporative cooling trailers are designed to aid in the relief of heat stress in outdoor work sites.

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

The Company plans on selling the Cool Box to the customers, at a price of approximately $16,000. Since our inception on March 24, 2020, we have incurred cumulative losses of $26,875 to June 30, 2021.

Results of Operations

March 24, 2020, (inception) to June 30, 2020 and June 30, 2021.

During the period we incorporated the company, hired an attorney, and an independent auditor for the preparation of this Registration Statement. We have prepared an internal business plan. We have also reserved the domain name www.draxindustries.net and www.Coolbox.net and begun the development of our website. Our net loss since inception is as a result of incurring expenses of $26,875 for incorporation fees and expenses as they relate to the filing of this Registration Statement.

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

Pursuant to the May 13, 2021, registration Statement the company sold to 32 investors 2,856,574 shares of the company stock and received $714,143 cash.

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

March 24, 2020
(inception) to
June 30, 2021

Revenue	$0

Operating Expenses:	26,087

Total operating expenses:	26,087

Deficit accumulated during development stage	4,753
Net Loss	$31,628

Revenue

For the period from March 24, 2020 (inception) to June 30, 2021, we generated no revenues. There were no revenues from the inception at March 24, 2020 because the Company has not yet commenced operations,

We presently have a loan commitment of Ninety-five Thousand Dollars ($95,000.00) from the Company’s President Mr. Enriquez. A loan from an investor for Ten thousand five hundred Dollars ($10,500.00) and a Line of Credit Agreement with an investor for One Hundred Thousand dollars ($100,000).

Operating Expenses

Total operating expenses for the period on March 24, 2020 (inception) to December 31, 2020 was $4,753. The period January 1, 2021 through June 30, 2021 was $26,087.

Net Loss

For the period from March 24, 2020 (inception) to June 30, 2021 we incurred a net loss of $26,875.

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

The Company entered into a Loan Commitment for ninety-five thousand dollars ($95,000) with its President Virgil Enriquez on December 31, 2020. The loan commitment is due and payable on December 31, 2021, it carries an interest rate of 6% per annum based on a 365-year. There is no fee in connection with the Loan Commitment.

The Company entered into a Promissory Note for ten thousand five hundred ($10,500) with an investor on December 15, 2020. The Promissory Note is due and payable on December 15, 2023, it carries an interest rate of 6% per annum based on a 365-year and a loan fee of five hundred dollars ($500).

The Company entered into a Line of Credit Agreement for one hundred thousand dollars ($100,000) with an investor on March 10, 2021. The Line of Credit Agreement is due and payable on March 10, 2024, it carries an interest rate of 10% per annum based on a 360-day year. There is no fee in connection with the Line of Credit. The Company has drawn down $9,500 on the line credit as June 30, 2021.

Pursuant to the May 13, 2021, registration Statement the company sold to 32 investors 2,856,574 shares of the company stock and received $714,143 cash.

The following table summarizes total assets, accumulated (deficit), stockholder's equity (deficit) and working capital (deficit) at June 30, 2021:

June 30, 2021

Total Assets	$775,938

Accumulated (Deficit)	$(31,628)

Stockholder’s Equity	$682,915

Working Capital	$715,510

As of June 30, 2021, our total assets were $775,938 consisting of cash of $712,811, inventory of $2,699, security deposit of $1,000 and Rent ROU asset of $59,428. Our total liabilities were $93,023, consisting of lease liability of $72,928, loans payable of $19,586 and accrued interest 509.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment as such items are not required by us at this time or in the next 12 months.

Additional Disclosure of Outstanding Share Data

As of June 30, 2021, we had 6,856,574 shares of common stock issued and outstanding.

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

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1  Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS XBRL Instance Document.

101.SCH Inline XBRL Taxonomy Extension Schema Document.

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Virgil Enriquez	President, Chief Executive Officer and Director (Principal Executive Officer)	August 11, 2021

/s/ Virgil Enriquez	Secretary, Chief Financial Officer, (Chief Accounting Officer)	August 11, 2021