Form 10-Q
period 2021-09-30
Drax, Industries Inc.
filed 2021-11-22
CIK 1844519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-253043

DRAX, INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Wyoming	85-3564745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3151 Scott Street, Vista, California 92081
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 19, 2021: 6,996,571 common shares and 0 shares of preferred stock.

TABLE OF CONTENTS

Page
Financial Statements

Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
Consolidated Statements of Operations for the Three Months ended September 30, 2021 and September 30, 2020, the Nine Months ended September 30, 2021, and March 24, 2020 (Inception) to September 30, 2020	4
Consolidated Statement of Shareholders' Equity (Deficit) from March 20, 2020 (Inception) to September 30, 2021	5
Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2021 and March 24, 2020 (Inception) to September 30, 2020	6
Notes to the Unaudited Consolidated Financial Statements	7

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DRAX, INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

Balance Sheet as of September 30, 2021 and December 31, 2020

	September 30, 2021	December 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$213,867	$3,300
Other receivables	595
Inventory	284,165	—
Prepaid expenses	—	2,500
Total current assets	498,627	5,800
Other assets:
Furniture and equipment, net of depreciation $3,837	107,468	—
Security deposits	76,183	1,000

Total assets	$682,278	$6,800

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Accrued interest	—	28
Liabilities:
Customer deposits	41,000
Note payable, net of unamortized discount of $0 and $500	—	10,000
Deferred rent liability	—	1,125
Total liabilities:	41,000	11,153

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 100,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 authorized, issued and outstanding: 6,996,571 at September 30, 2021 and 4,000,000 at December 31, 2020	700	400
Additional paid in capital	748,843	—
Deficit accumulated during development stage	(108,265)	(4,753)
Total stockholders' equity (deficit):	641,278	(4,353)

Total liabilities and stockholders' equity (deficit):	$682,278	$6,800

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ending September 30, 2021, three months ending September 30, 2020,

and the period from March 24, 2020 (date of inception) through September 30, 2020

	Three months ended	Three months ended	Nine months ended	March 24, 2020 (inception) through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—
TOTAL REVENUE	—	—	—	—

EXPENSES:
Professional fees	4,500	—	18,230	—
General and administrative	68,223	—	80,801	—

TOTAL OPERATING EXPENSES:	72,723	—	99,031	—

OTHER EXPENSE
Amortization expense	—	—	86	—
Depreciation expense	3,837	—	3,837	—
Interest expense	77	—	558	—
TOTAL OTHER EXPENSES:	3,914	—	4,481	—
LOSS FROM OPERATIONS	(76,637)	—	(103,512)	—

NET LOSS	$(76,637)	$—	$(103,512)	$—
		—
Net income (loss) per common share, basic and diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of common shares outstanding, basic and diluted	6,886,136	—	5,184,802	—

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021 and September 30, 2020

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, March 24, 2020 (inception)	—	$—	$—	$—	$—

Net loss for the period from March 24, 2020 (inception) through March 31, 2020	—	—	—	—	—

Balance, March 31, 2020	—	$—	$—	$—	$—

Net los for the three months ended June 30, 2020	—	—	—	—	—

Balance June 30, 2020	—	$—	$—	$—	$—

Net los for the three months ended September 30, 2020	—	—	—	—	—

Balance September 30, 2020	—	$—	$—	$—	$—

Balance December 31, 2020	4,000,000	$400	$—	$(4,753)	$(4,353)

Net loss for the three months ended March 31, 2021	—	—	—	(11,971)	(11,971)

Balance, March 31, 2021	4,000,000	$400	$—	$(16,724)	$(16,324)

Shares issued for cash	2,856,571	286	713,857	—	714,143

Net los for the three months ended June 30, 2021	—	—	—	(14,904)	(14,904)

Balance June 30, 2021	6,856,571	$686	$713,857	$(31,628)	$682,915

Shares issued for cash	140,000	14	34,986		35,000

Net loss for the three months ended September 30, 2021	—	—	—	(76,637)	(76,637)

Balance September 30, 2021	6,996,571	$700	$748,843	$(108,265)	$641,278

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ending September 30, 2021 and the period from

March 24, 2020 (date of inception) through September 30, 2020

	Nine months ended	March 24, 2020 (inception) through
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,512)	$—

Adjustments to reconcile net gain (loss) to net cash used in operating activities
Amortization expense	500	—
Depreciation expense	3,837	—
Customer deposits	41,000	—
Other receivables	(595)	—
Accrued interest	(28)	—
Prepaid expenses	2,500	—
Inventory	(284,165)	—
Security deposits	(75,183)	—
Deferred Rent Liability	(1,125)	—
Net cash used for operating activities	(416,771)	—

CASH FLOWS FROM INVESTING ACTIVITIES:

Furniture and equipment	(111,305)	—
Net cash used by investing activities	(111,305)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of stock	749,143	—
Payments on note payable	(10,500)	—

Net cash provided by financing activities	738,643	—

Net increase in cash	210,567	—
Cash, beginning of year	3,300	—

Cash, end of period	$213,867	$—

Supplemental Disclosures
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash transactions
Operating lease ROU asset/Lease liability acquisition	$79,078	$—
Operating lease ROU asset/Lease liability disposal	$59,478	$—

The accompanying notes are an integral part of these financial statements

DRAX, INDUSTRIES INC.

Unaudited Notes to the Consolidated Financial Statements

September 30, 2021

(Information for the Three Months ended September 30, 2021 and 2020)

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

The Company filed a General form for registration of securities under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021. Pursuant to the May 13, 2021, registration Statement the company has sold to 33 investors 2,996,571 shares of the Company’s common stock and received $748,843 cash.

The company has adopted a fiscal year-end of December 31.

On July 22, 2021 the Company incorporated Calt Services, Inc., a wholly owned subsidiary, in the state of California. Calt Services, Inc. authorized 25,000 shares of common stock at $0.001 par value. Drax, Industries Inc. purchased 100% of the common stock of Calt Services at par value for $25.

Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 include the accounts of the Company and its wholly owned subsidiary, Calt Services, Inc. All significant intercompany items have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The consolidated financial statements present the Balance Sheet and Statements of Operations, Shareholders' Equity, and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at September 30, 2021.

Inventory

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain components.

Components of inventory are:

	September 31,	December 31,
	2021	2020

Raw Materials	$284,165	$—
Work in progress	—
Finished goods	—	—
Total inventory	284,165	—

Less: Reserve for obsolete	—	—
Total net inventory	284,165	—

Security Deposits

A security deposit is a payment made to secure the use of property or services. On July 15,2021, the Company entered into a lease agreement which included security deposits in the amount of $75,183, which breaks down to security funds of $50,366 and the “last month’s” rent of $24,816. These deposits are refundable upon expiration of the lease. At September 30, 2021, the Company had paid security deposits as $75,183.

Customer Deposits

Customer deposits consist of deposits on orders for the Company’s product that have yet to be fulfilled. Customer deposits become revenue when the company provides the merchandise for which it received the money in the first place. At September 30, 2021 and December 3, 2020, the Company recorded $41,000 and $0 in customer deposits, respectively.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. As of September 30, 2021, the company does not have any loans that contain a beneficial conversion feature.

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

Cash, security deposits, prepaid expenses, accrued expenses and note payable reported on the balance sheet are estimated by management to approximate fair market value due to their short-term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2021 on a recurring basis:

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue to be recognized.

Under the new revenue standards, the revenues are recognized when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (1) identify contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenues when (or as) we satisfy the performance obligation. As of September 30, 2021, and December 30, 2020, the Company had received customer deposits in the amount of $41,000 and $0, respectively.

Fixed Assets

Property, plant, and equipment is carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Asset useful lives are determined by type. The useful life of a vehicle ranges from 5-7 years, and equipment has a useful life ranging from 5 to 10 years depending on the type of equipment. The residual values and useful lives of property, plant and equipment are reviewed, and adjusted as appropriate, at each balance sheet date. At September 30, 2021, the Company held fixed assets of $107,468, net of $3,837 in depreciation (see Note 9).

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The update will become effective for periods beginning after December 15, 2020. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard and has determined that the adoption of the new standard will have a material impact on the Company’s financial statements with the recognition of operating ROU assets and lease liabilities. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under its core principle, a lessee will recognize right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all arrangements with terms longer than 12 months.

The company adopted at its inception on March 24, 2020, the May 2017 FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of this standard did not have a material effect on the Company’s results of operations.

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

NOTE 3 – DEBT TRANSACTIONS

Promissory Note Payable

On December 15, 2020, the Company issued a promissory note to U.S. Affiliated, Inc. for $10,500 of cash consideration.  The note bears interest at 6% and matures on December 14, 2023. The Loan included fees of $500. During the period ended December 31, 2020 the company paid the loan fees of $500 and recorded them as a discount against the note. The Company recognized interest expense of $558 and $0 for the periods ended September 30, 2021 and 2020. The company also recognized amortization expense of $500 on the promissory note. As of September 30, 2021, and December 31, 2020, the Company owed $0 and $10,000, respectively, on the promissory note.

Note payable

On March 10, 2021, the Company entered into a Note (Line of Credit Agreement) with U.S. Affiliated, Inc. an unrelated third party for $100,000 maturing on April 1, 2024. The Line of Credit bears interest at 10% simple interest per annum. The company drew down $9,500 during the period ending September 30, 2021.

The Company recognized interest expense for both loans for the nine-month period ending September 30, 2021 of $558.

On September 24, 2021, the Company entered into a settlement agreement with U.S. Affiliated, Inc. for the repayment of the promissory note and line of credit. On that date, the parties agreed that the principal and interest outstanding on the promissory note was $10,338, and on the line of credit was $10,248. Both loans were paid in full on September 24, 2021.

NOTE 4 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has net losses from operations of $108,265 103,512 as of September 30, 2021. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize additional revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The president has committed to pay expenses for the Company as necessary.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

On March 24, 2020, the Company authorized 100,000 shares of preferred stock at $0.0001 par value, and 70,000,000 shares of common stock at $0.0001 par value. At September 30, 2021, no preferred stock has been issued. At September 30, 2021 and December 31, 2020, the Company had 6,996,571 and 4,000,000, common shares issued and outstanding, respectively.

Common Stock

On December 31, 2020, the Company sold 4,000,000 founder's shares at the par value of $0.0001 in exchange for proceeds $400 in cash.

At June 30, 2021, the Company had sold 2,856,751 shares to 32 investors at $0.25 per share in exchange for $714,143.

At September 30, 2021, the Company sold an additional 140,000 shares to 32 investors at $0.25 per share in exchange for $35,000. As of September 30, 2021, no warrants have been issued by the Company.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the quarter ending September 30, 2021, the company had net operating losses of 76,637, but no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On September 30, 2021, the company had approximately $108,265 103,512 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company's deferred tax asset are as follows:

September 30,
2021

Deferred tax assets

Net deferred tax assets before valuation allowance	$22,736

Less: Valuation allowance	$(22,736)

Net deferred tax assets	$0

Based on the available objective evidence, including the company's history of loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the company provided for a full valuation allowance against its net deferred tax assets at September 30, 2021.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

September 30,
2021

Federal statutory rate	21%

State statutory rate	11%

In accordance with FASB ASC 740, the company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Drax, Industries Inc. leased office/warehouse at located at 3151 Scott Street, Vista California 92081 effective December 15, 2020. The lease is for a period of 36 months. The warehouse space consists of 2,500 square feet of warehouse space and 500 feet of office space for a total of 3,000 square feet. Rent for the facility is $-0- per month for the first nine months; and then $3,000 per month thereafter. The Company is not responsible for property taxes and repairs. There are currently no proposed programs for renovation, improvement, or development of the facility.

On July 15, 2021, the above lease was terminated and Drax, Industries entered into a new lease at the same address consisting of 22,000 square feet of office/warehouse space. The lease is for the 6-month period from July 15, 2021 and December 31, 2021, at $24,817 per month. The Company is not responsible for property taxes or repairs. Upon execution of the lease, $100,000 was paid to Optec International for first and last months’ rents at $24,817 each, and $50,366 security deposits as framed out in the lease agreement.

Pursuant to ACS 842 lessees must recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company has reviewed this policy and determined that changes were required to support the adoption of this new standard, and that the adoption of the new standard will have a material impact on the Company’s financial statements with the recognition of operating ROU assets and lease liabilities. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.

Under the core principle of ASC 842, a lessee will recognize right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all arrangements with terms longer than 12 months. Due to the shortened period of this lease, those calculations have not been made at September 30, 2021.

Legal Proceedings

The company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened ligation where the ultimate disposition or solution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – FIXED ASSETS

Property, plant, and equipment is carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare the assets for use, including internal labor and overhead in some cases. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Asset useful lives are determined by type. The useful life of a vehicle ranges from 5-7 years, and equipment has a useful life ranging from 5 to 10 years depending on the type of equipment. The residual values and useful lives of property, plant and equipment are reviewed, and adjusted as appropriate, at each balance sheet date.

For the nine-month periods ended September 30, 2021 and 2020, total fixed assets were $111,305 and $0, respectively, with accumulated depreciation was $3,837 and $0, respectively.

At September 30, 2021, the fixed assets of the Company are:

	End of Period	Beginning of Period	Difference
Vehicle, useful life 5 years	$38,500	$—	$38,500
Equipment, useful lives 5-7 years	$72,805	$—	$72,805
Accumulated Depreciation	$3,837	$—	$3,837
Net Fixed Assets	$107,468	$—	$107,468

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC 855, and there are currently no subsequent events to report as of November 22, 2021.

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

The Company filed a general form for registration of securities (S-1), under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021. Pursuant to the May 13, 2021, registration Statement the company sold to 33 individuals 2,996,571 shares of the company stock and received $749,143 cash.

The company has adopted a fiscal year-end of December 31.

Nature of Business

Drax, Industries Inc. is an assembly company that intends to provide one (1) product to consumers:  an evaporative cooling trailer that is 83" by 16' foot called Cool Box.

Since our inception on March 24, 2020 through September 30, 2021, we have had cumulative losses of $108,265.

Drax, Industries Inc. leases 22,000 square feet of warehouse and office space at 3151 Scott Street, Vista California 92081, to assemble its Cool Box product. Drax will purchase the component pieces of machinery and assemble the units at our leased space in Vista, California for $16,000 per unit. The cooling trailers are self-contained, fully equipped cooling systems that allow people to sit and escape the outdoor heat by lowering temperatures as much as 30 degrees. The evaporative cooling trailers are designed to aid in the relief of heat stress in outdoor work sites.

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

The Company plans on selling the Cool Box to the customers, at a price starting at approximately $26,000. Since our inception on March 24, 2020, we have had cumulative losses of $108,265 as of September 30, 2021.

Results of Operations

March 24, 2020, (inception) to December 31, 2020 and September 30, 2021.

During the period we incorporated the company, hired an attorney, and an independent auditor for the preparation of this Registration Statement. We have prepared an internal business plan. We have also reserved the domain name www.draxindustries.net and www.Coolbox.net and begun the development of our website. Our net loss of $108,265 since inception is a result of recurring expenses for audit, legal, and filing fees as they relate to the filing of this Registration Statement.

At December 31, 2020, we sold 4,000,000 shares of common stock, at par value $0.0001, to our sole officer and director, Mr. Virgil Enriquez, for $400.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The Offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the foregoing investor had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The Company filed a general form for registration of securities (S-1), under the Securities Act of 1933 on February 12, 2021. The registration Statement became effective May 13, 2021. Pursuant to the May 13, 2021, registration Statement the company sold to 33 investors 2,996,571 shares of the company stock and received $749,143 cash.

The following table and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

March 24, 2020
(inception) to
September 30, 2021

Revenue	$—

Operating Expenses:	99,031

Total operating expenses:	103,512

Deficit accumulated during development stage	108,265
Net Loss	$108,265

Revenue

During the period from March 24, 2020 (inception) to September 30, 2021, we generated no revenues.

We presently have a loan commitment from the Company’s President, Mr. Enriquez, to pay expenses on the Company’s behalf of up to Ninety-five Thousand Dollars ($95,000).

Operating Expenses

Total operating expenses for the three-month periods ending September 30, 2021 and 2020 were $76,637 and $0, respectively. Total operating expenses for the nine-month period ending September 30, 2021 and for the period from March 24, 2020 (inception) to September 30, 2020 were $103,512 and $0, respectively.

Net Loss

For the period from March 24, 2020 (inception) to September 30, 2021 we incurred net losses of $108,265.

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

The Company entered into a Loan Commitment with its President, Mr Enriquez, to pay up to ninety-five thousand dollars ($95,000) in expenses. The loan commitment is due and payable on December 31, 2021, it carries an interest rate of 6% per annum based on a 365-year. There is no additional fee in connection with the Loan Commitment. At September 30, 2021, Mr. Enriquez has loaned the Company $0.

The Company entered into a Promissory Note for ten thousand five hundred ($10,500) with U.S. Affiliated, Inc. on December 15, 2020. The Promissory Note is due and payable on December 15, 2023, and carries an interest rate of 6% per annum based on a 365-year, and a loan fee of five hundred dollars ($500).

The Company entered into a Line of Credit Agreement for one hundred thousand dollars ($100,000) with U.S. Affiliated, Inc. on March 10, 2021. The Line of Credit Agreement is due and payable on March 10, 2024 and carries an interest rate of 10% per annum based on a 365-day year. There is no fee in connection with the Line of Credit. The Company had drawn down $9,500 on the line credit as of September 24, 2021.

On September 24, 2021, the Company entered into a Settlement Agreement with U.S. Affiliated, Inc. for the repayment of the promissory note and line of credit. On that date, the parties agreed that the principal and interest outstanding on the promissory note was $10,338, and on the line of credit was $10,248. Both loans were paid in full on September 24, 2021. As of September 30, 2021, amounts owing on the promissory note and line of credit was $0.

Pursuant to the May 13, 2021, registration Statement the company sold to 33 investors 2,996,571 shares of the company stock and received $749,143 cash.

The following table summarizes total assets, accumulated (deficit), stockholder's equity (deficit) and working capital (deficit) at September 30, 2021:

September 30, 2021

Total Assets	$682,278

Accumulated (Deficit)	$(108,265)

Stockholder’s Equity	$749,543

Working Capital	$641,278

As of September 30, 2021, our total assets were $682,278 consisting of cash of $213,867, other receivables of $595, inventory of $284,165, fixed assets of 107,468, and security deposits of $76,183. Our total liabilities were $41,000.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment as such items are not required by us at this time or in the next 12 months.

Additional Disclosure of Outstanding Share Data

As of September 30, 2021, we had 6,996,571 shares of common stock issued and outstanding.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	The following exhibits are filed with this report.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: November 22, 2021

Signature	Title	Date

/s/ Virgil Enriquez	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2021

/s/ Virgil Enriquez	Secretary, Chief Financial Officer, (Chief Accounting Officer)	November 22, 2021